Form 10-Q
period 2000-06-30
DYCO OIL & GAS PROGRAM 1982-2 LIMITED PARTNERSHIP; DYCO OIL & GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
filed 2000-08-02
CIK 718944, 718943

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   June 30, 2000                             0-12261 (1982-1)
                                             0-12262 (1982-2)


                          DYCO 1982 OIL AND GAS PROGRAM
                          (TWO LIMITED PARTNERSHIPS)
            (Exact Name of Registrant as specified in its charter)



                                        41-1438430 (1982-1)
         Minnesota                      41-1438437 (1982-2)
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                         Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)



                                 (918) 583-1791
       ----------------------------------------------------
        (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X               No
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                 June 30,      December 31,
                                                   2000            1999
                                                ----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 98,773         $ 23,930
   Accrued oil and gas sales                       43,813           33,560
                                                 --------         --------
      Total current assets                       $142,586         $ 57,490

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            77,323           85,114

DEFERRED CHARGE                                    63,440           65,687
                                                 --------         --------
                                                 $283,349         $208,291
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  3,315         $  4,562
                                                 --------         --------
      Total current liabilities                  $  3,315         $  4,562

ACCRUED LIABILITY                                $ 12,770         $ 12,770

PARTNERS' CAPITAL:
   General Partner, 100 general
      partner units                              $  2,672         $  1,909
   Limited Partners, issued and
      outstanding, 10,000 Units                   264,592          189,050
                                                 --------         --------
      Total Partners' capital                    $267,264         $190,959
                                                 --------         --------
                                                 $283,349         $208,291
                                                 ========         ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000              1999
                                                --------          --------

REVENUES:
   Oil and gas sales                             $68,837           $28,153
   Interest                                          855               928
   Gain on sale of oil and gas
      properties                                  22,025                 -
                                                 -------           -------
                                                 $91,717           $29,081

COSTS AND EXPENSES:
   Oil and gas production                        $15,481           $13,484
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   1,750             1,778
   General and administrative
      (Note 2)                                    11,196            19,927
                                                 -------           -------
                                                 $28,427           $35,189
                                                 -------           -------

NET INCOME (LOSS)                                $63,290          ($ 6,108)
                                                 =======           =======
GENERAL PARTNER (1%) - net income
   (loss)                                        $   633          ($    61)
                                                 =======           =======
LIMITED PARTNERS (99%) - net income
   (loss)                                        $62,657          ($ 6,047)
                                                 =======           =======
NET INCOME (LOSS) PER UNIT                       $  6.26          ($   .61)
                                                 =======           =======
UNITS OUTSTANDING                                 10,100            10,100
                                                 =======           =======


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000              1999
                                                --------          --------

REVENUES:
   Oil and gas sales                            $120,496           $61,660
   Interest                                        1,145             2,109
   Gain on sale of oil and gas
      properties                                  22,025                 -
                                                --------           -------
                                                $143,666           $63,769

COSTS AND EXPENSES:
   Oil and gas production                       $ 30,662           $30,830
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   6,263             6,900
   General and administrative
      (Note 2)                                    30,436            57,198
                                                --------           -------
                                                $ 67,361           $94,928
                                                --------           -------

NET INCOME (LOSS)                               $ 76,305          ($31,159)
                                                ========           =======
GENERAL PARTNER (1%) - net income
   (loss)                                       $    763          ($   312)
                                                ========           =======
LIMITED PARTNERS (99%) - net income
   (loss)                                       $ 75,542          ($30,847)
                                                ========           =======
NET INCOME (LOSS) PER UNIT                      $   7.55          ($  3.09)
                                                ========           =======
UNITS OUTSTANDING                                 10,100            10,100
                                                ========           =======


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                    2000            1999
                                                  ---------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                               $76,305       ($ 31,159)
   Adjustments to reconcile net income
     (loss) to net cash provided (used)
        by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                   6,263           6,900
      Gain on sale of oil and gas
        properties                                ( 22,025)              -
      Increase in accrued oil and gas
        sales                                     ( 10,253)      (   1,281)
      Decrease in deferred charge                    2,247               -
      Decrease in accounts payable                (  1,247)      (       5)
                                                   -------        --------
   Net cash provided (used) by
      operating activities                         $51,290       ($ 25,545)
                                                   -------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil
      and gas properties                           $23,553        $    285
                                                   -------        --------
   Net cash provided by investing
      activities                                   $23,553        $    285
                                                   -------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash used by financing
      activities                                   $     -        $      -
                                                   -------        --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                $74,843       ($ 25,260)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                              23,930         108,147
                                                   -------        --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                   $98,773        $ 82,887
                                                   =======        ========

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2000             1999
                                               ----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 67,520         $102,242
   Accrued oil and gas sales                       96,874           65,530
                                                 --------         --------
      Total current assets                       $164,394         $167,772

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           111,381          121,881

DEFERRED CHARGE                                    33,073           33,073
                                                 --------         --------
                                                 $308,848         $322,726
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  4,640         $ 10,210
   Gas imbalance payable                              242              242
                                                 --------         --------
      Total current liabilities                  $  4,882         $ 10,452

ACCRUED LIABILITY                                $130,611         $130,611

PARTNERS' CAPITAL:
   General Partner, 80 general
      partner units                              $  1,733         $  1,816
   Limited Partners, issued and
      outstanding, 8,000 Units                    171,622          179,847
                                                 --------         --------
      Total Partners' capital                    $173,355         $181,663
                                                 --------         --------
                                                 $308,848         $322,726
                                                 ========         ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000             1999
                                                --------         --------

REVENUES:
   Oil and gas sales                            $140,376          $50,027
   Interest                                        2,303            1,567
                                                --------          -------
                                                $142,679          $51,594

COSTS AND EXPENSES:
   Oil and gas production                       $ 30,125          $17,443
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   2,631            1,963
   General and administrative
      (Note 2)                                    13,862           15,911
                                                --------          -------
                                                $ 46,618          $35,317
                                                --------          -------

NET INCOME                                      $ 96,061          $16,277
                                                ========          =======
GENERAL PARTNER (1%) - net income               $    961          $   162
                                                ========          =======
LIMITED PARTNERS (99%) - net income             $ 95,100          $16,115
                                                ========          =======
NET INCOME PER UNIT                             $  11.89          $  2.02
                                                ========          =======
UNITS OUTSTANDING                                  8,080            8,080
                                                ========          =======


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000             1999
                                                --------         ---------

REVENUES:
   Oil and gas sales                            $249,597          $123,613
   Interest                                        3,903             3,038
                                                --------          --------
                                                $253,500          $126,651

COSTS AND EXPENSES:
   Oil and gas production                       $ 54,754          $ 37,820
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   9,984            11,228
   General and administrative
      (Note 2)                                    35,470            45,456
                                                --------          --------
                                                $100,208          $ 94,504
                                                --------          --------

NET INCOME                                      $153,292          $ 32,147
                                                ========          ========
GENERAL PARTNER (1%) - net income               $  1,533          $    321
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $151,759          $ 31,826
                                                ========          ========
NET INCOME PER UNIT                             $  18.97          $   3.98
                                                ========          ========
UNITS OUTSTANDING                                  8,080             8,080
                                                ========          ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000              1999
                                                ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $153,292          $ 32,147
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 9,984            11,228
      (Increase) decrease in accrued
        oil and gas sales                      (  31,344)            5,595
      Decrease in accounts payable             (   5,570)        (      53)
                                                --------          --------
   Net cash provided by operating
      activities                                $126,362          $ 48,917
                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                            $    516          $  4,198
                                                --------          --------
   Net cash provided by investing
      activities                                $    516          $  4,198
                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($161,600)         $      -
                                                --------          --------
   Net cash used by financing
      activities                               ($161,600)         $      -
                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 34,722)         $ 53,115

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           102,242           110,694
                                                --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $ 67,520          $163,809
                                                ========          ========

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1982-1 LIMITED PARTNERSHIP
             DYCO OIL AND GAS PROGRAM 1982-2 LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheets as of June 30, 2000, statements of operations for the three and six months ended June 30, 2000 and 1999, and statements of cash flows for the six months ended June 30, 2000 and 1999 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1982-1 and 1982-2 Limited Partnerships (individually, the "1982-1 Program" or the "1982-2 Program", as the case may be, or, collectively, the "Programs"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2000, results of operations for the three and six months ended June 30, 2000 and 1999, and changes in cash flows for the six months ended June 30, 2000 and 1999 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Programs' Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

      The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.


      OIL AND GAS PROPERTIES
      ----------------------

      Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. The Programs' calculation of depreciation, depletion, and amortization includes estimated future expenditures to be incurred in developing proved reserves and estimated dismantlement and abandonment costs, net of estimated salvage values. In the event the unamortized cost of oil and gas properties being amortized exceeds the full cost ceiling (as defined by the Securities and Exchange Commission), the excess is charged to expense in the period during which such excess occurs. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves. The 1982-1 Program sold one well during the six months ended June 30, 2000 for $23,334 representing approximately 2% of its total reserves. The proceeds from this sale would have reduced the net book value of the 1982-1 Program's oil and gas properties by 29%, significantly altering its capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 2% and a gain on sale of oil and gas properties of $22,025 was recognized.

      The provision for depreciation, depletion, and amortization of oil and gas properties is calculated by dividing the oil and gas sales dollars during the period by the estimated future gross income from the oil and gas properties and applying the resulting rate to the net remaining costs of oil and gas properties that have been capitalized, plus estimated future development costs.


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of each of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 2000 and 1999 the 1982-1 Program incurred such expenses totaling $11,196 and $19,927, respectively, of which $9,240 and $18,615, respectively, were paid each period to Dyco and its affiliates. During the six months ended June 30, 2000 and 1999 the 1982-1 Program incurred such expenses totaling $30,436 and $57,198, respectively, of which $18,480 and $37,230, respectively, were paid each period to Dyco and its affiliates. During the three months ended June 30, 2000 and 1999 the 1982-2 Program incurred such expenses totaling $13,862 and $15,911, respectively, of which $12,156 and $14,610, respectively, were paid each period to Dyco and its affiliates. During the six months ended June 30, 2000 and 1999 the 1982-2 Program incurred such expenses totaling $35,470 and $45,456, respectively, of which $24,312 and $29,220, respectively, were paid each period to Dyco and its affiliates.

      Affiliates of the Program operate certain of the Programs' properties. Their policy is to bill the Programs for all customary charges and cost reimbursements associated with these activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

      This Quarterly Report contains certain forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Programs.

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, and otherwise indicated.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Net proceeds from the Programs' operations less necessary operating capital are distributed to investors on a quarterly basis. The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved or where methods are employed to permit more efficient recovery of the Programs' reserves which would result in a positive economic impact.

      The Programs' available capital from subscriptions has been spent on oil and gas drilling activities. There should be no further material capital resource commitments in the future. The Programs have no debt commitments. Management believes that cash for ordinary operational purposes will be provided by current oil and gas production.

      The 1982-1 Program's Statement of Cash Flows for the six months ended June 30, 2000 includes proceeds from the sale of oil and gas properties during the second quarter of 2000. These proceeds will be included in future cash distributions.

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variables affecting the Programs' revenues are the prices received for the sale of oil and gas and the volumes of oil and gas produced. The Program's production is mainly natural gas, so such pricing and volumes are the most significant factors.

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Programs' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999.

      1982-1 PROGRAM

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    2000             1999
                                                  -------           -------
      Oil and gas sales                           $68,837           $28,153
      Oil and gas production expenses             $15,481           $13,484
      Barrels produced                                  7               146
      Mcf produced                                 24,634            15,114
      Average price/Bbl                           $ 34.57           $ 17.27
      Average price/Mcf                           $  2.78           $  1.70

      As shown in the table above, total oil and gas sales increased $40,684 (144.5%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, approximately $27,000 was related to an increase in the average price of gas sold and approximately $16,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 139 barrels, while volumes of gas sold increased 9,520 Mcf for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The decrease in volumes of oil sold was primarily due to the sale of one well during the three months ended June 30, 2000. The increase in volumes of gas sold was primarily due to (i) a negative prior period volume adjustment made by the purchaser on one well during the three months ended June 30, 1999 and (ii) a positive prior period volume adjustment made by the purchaser on another well during the three months ended June 30, 2000. Average oil and gas prices increased to $34.57 per barrel and $2.78 per Mcf, respectively, for the three months ended June 30, 2000 from $17.27 per barrel and $1.70 per Mcf, respectively, for the three months ended June 30, 1999.

      The 1982-1 Program sold one well during the three months ended June 30, 2000 for $23,334 representing approximately 2% of its total reserves. The proceeds from this sale would have reduced the net book value of the 1982-1 Program's oil and gas properties by 29%, significantly altering its capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 2% and a gain on sale of oil and gas properties of $22,025 was recognized. There were no similar sales during the three months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $1,997 (14.8%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase was primarily due to an increase in production taxes associated with the increase in oil and gas sales. This increase was partially offset by (i) the sale of one well during the three months ended June 30, 2000 and (ii) a negative prior period lease operating expense adjustment made by the operator on one well during the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 22.5% for the three months ended June 30, 2000 from 47.9% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $28 (1.6%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to an increase in the gas price used in the valuation of reserves at June 30, 2000 as compared to June 30, 1999. This decrease was substantially offset by the increase in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 2.5% for the three months ended June 30, 2000 from 6.3% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $8,731 (43.8%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to a change in allocation among the 1982-1 Program and other affiliated programs of indirect general and administrative expenses reimbursed to the General Partner. This decrease was partially offset by an increase in audit fees. As a percentage of oil and gas sales, these expenses decreased to 16.3% for the three months ended June 30, 2000 from 70.8% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales and the dollar decrease in general and administrative expenses.

      1982-1 PROGRAM

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                                  Six Months Ended June 30,
                                                 --------------------------
                                                   2000              1999
                                                 --------           -------
      Oil and gas sales                          $120,496           $61,660
      Oil and gas production expenses            $ 30,662           $30,830
      Barrels produced                                148               241
      Mcf produced                                 46,302            35,793
      Average price/Bbl                          $  27.78           $ 14.76
      Average price/Mcf                          $   2.51           $  1.62

      As shown in the table above, total oil and gas sales increased $58,836 (95.4%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $41,000 was related to an increase in the average price of gas sold and approximately $17,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 93 barrels, while volumes of gas sold increased 10,509 Mcf for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The decrease in volumes of oil sold was primarily due to the sale of one well during the six months ended June 30, 2000. The increase in volumes of gas sold was primarily due to (i) a negative prior period volume adjustment made by the purchaser on one well during the six months ended June 30, 1999 and (ii) a positive prior period volume adjustment made by the purchaser on another well during the six months ended June 30, 2000. Average oil and gas prices increased to $27.78 per barrel and $2.51 per Mcf, respectively, for the six months ended June 30, 2000 from $14.76 per barrel and $1.62 per Mcf, respectively, for the six months ended June 30, 1999.

      The 1982-1 Program sold one well during the six months ended June 30, 2000 for $23,334 representing approximately 2% of its total reserves. The proceeds from this sale would have reduced the net book value of the 1982-1 Program's oil and gas properties by 29%, significantly altering its capitalized cost/proved reserves relationship. Accordingly, capitalized costs were reduced by approximately 2% and a gain on sale of oil and gas properties of $22,025 was recognized. There were no similar sales during the six months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $168 (0.5%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to (i) the sale of one well during the six months ended June 30, 2000 and (ii) a negative prior period lease operating expense adjustment made by the operator on one well during the six months ended June 30, 2000. These decreases were substantially offset by an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 25.4% for the six months ended June 30, 2000 from 50.0% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold and the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $637 (9.2%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to an increase in the gas price used in the valuation of reserves at June 30, 2000 as compared to June 30, 1999. This decrease was partially offset by the increase in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 5.2% for the six months ended June 30, 2000 from 11.2% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $26,762 (46.8%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to a change in allocation among the 1982-1 Program and other affiliated programs of audit fees and indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 25.3% for the six months ended June 30, 2000 from 92.8% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales and the dollar decrease in general and administrative expenses.

      1982-2 PROGRAM

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                    2000            1999
                                                  --------         -------
      Oil and gas sales                           $140,376         $50,027
      Oil and gas production expenses             $ 30,125         $17,443
      Barrels produced                                  20               -
      Mcf produced                                  45,667          26,986
      Average price/Bbl                           $  33.95         $     -
      Average price/Mcf                           $   3.06         $  1.85

      As shown in the table above, total oil and gas sales increased $90,349 (180.6%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, approximately $55,000 was related to an increase in the average price of gas sold and approximately $35,000 was related to an increase in volumes of gas sold. Volumes of oil and gas sold increased 20 barrels and 18,681 Mcf, respectively, for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The increase in volumes of gas sold was primarily due to a negative prior period volume adjustment made by the purchaser on one well during the three months ended June 30, 1999. The average oil price was $33.95 per barrel for the three months ended June 30, 2000. Average gas prices increased to $3.06 per Mcf for the three months ended June 30, 2000 from $1.85 per Mcf for the three months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $12,682 (72.7%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase was primarily due to (i) workover expenses incurred on one well during the three months ended June 30, 2000 in order to improve the recovery of reserves and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 21.5% for the three months ended June 30, 2000 from 34.9% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $668 (34.0%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase was primarily due to the increase in volumes of gas sold. This increase was partially offset by an increase in the gas price used in the valuation of reserves at June 30, 2000 as compared to June 30, 1999. As a percentage of oil and gas sales, this expense decreased to 1.9% for the three months ended June 30, 2000 from 3.9% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $2,049 (12.9%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This decrease was primarily due to a change in allocation among the 1982-2 Program and other affiliated programs of indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 9.9% for the three months ended June 30, 2000 from 31.8% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      1982-2 PROGRAM

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                                  Six Months Ended June 30,
                                                 --------------------------
                                                   2000              1999
                                                 --------          --------
      Oil and gas sales                          $249,597          $123,613
      Oil and gas production expenses            $ 54,754          $ 37,820
      Barrels produced                                 58                16
      Mcf produced                                 93,715            75,757
      Average price/Bbl                          $  29.62          $  14.00
      Average price/Mcf                          $   2.65          $   1.63

      As shown in the table above,  total oil and gas sales  increased  $125,984
      (101.9%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $95,000 was related to an increase in the average price of gas sold and approximately $29,000 was related to an increase in volumes of gas sold. Volumes of oil and gas sold increased 42 barrels and 17,958 Mcf, respectively, for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The increase in volumes of gas sold was primarily due to a negative prior period volume adjustment made by the purchaser on one well during the six months ended June 30, 1999. Average oil and gas prices increased to $29.62 per barrel and $2.65 per Mcf, respectively, for the six months ended June 30, 2000 from $14.00 per barrel and $1.63 per Mcf, respectively, for the six months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $16,934 (44.8%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase was primarily due to (i) workover expenses incurred on one well during the six months ended June 30, 2000 in order to improve the recovery of reserves and (ii) an increase in production taxes associated with the increase in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 21.9% for the six months ended June 30, 2000 from 30.6% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $1,244 (11.1%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to the increase in the gas price used in the valuation of reserves at June 30, 2000 as compared to June 30, 1999. This decrease was partially offset by the increase in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 4.0% for the six months ended June 30, 2000 from 9.1% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      General and administrative expenses decreased $9,986 (22.0%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This decrease was primarily due to a change in allocation among the 1982-2 Program and other affiliated programs of audit fees and indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 14.2% for the six months ended June 30, 2000 from 36.8% for the six months ended June 30, 1999.

      This percentage decrease was primarily due to the increase in oil and gas sales.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Programs do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1                    Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1982-1 Program's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.2                    Financial  Data Schedule  containing  summary  financial
                        information extracted from the 1982-2 Program's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

                        All other exhibits are omitted as inapplicable.

(b)   Reports on Form 8-K.

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DYCO OIL AND GAS PROGRAM 1982-1 LIMITED
                              PARTNERSHIP
                              DYCO OIL AND GAS PROGRAM 1982-2 LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 2, 2000        By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 2, 2000        By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-1 Limited Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

27.2 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1982-2 Limited Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

            All other exhibits are omitted as inapplicable.